Form 10-K
period 2021-12-31
SCE Recovery Funding LLC; SOUTHERN CALIFORNIA EDISON Co
filed 2022-03-31
CIK 1826571, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
Commission File Number of Issuing Entity:
333-249674-01
Central Index Key Number of Issuing Entity: 0001826571

SCE Recovery Funding LLC
(Exact name of Issuing Entity as specified in its Charter)
Southern California Edison Company
(Exact name of Depositor and Sponsor as specified in its Charter)

Commission File Number of Depositor:
001-02313
Central Index Key Number of Depositor: 0000092103

Delaware	85-3002154
(State or other jurisdiction of incorporation or organization of Issuing Entity)	(I.R.S. Employer Identification No. of Issuing Entity)

2244 Walnut Grove Avenue (P.O. Box 5407) Rosemead, California 91107	(626) 302-7255
(Address and zip code of principal executive offices of Issuing Entity)	(Registrant’s telephone number, including area code of Issuing Entity)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☐    NO  ☐ NOT APPLICABLE  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the member’s equity held by
non-affiliates
of the Registrant as of June 30, 2021: None.

Auditor name: PricewaterhouseCoopers LLP	Auditor Firm ID: 238	Auditor Location: Los Angeles, California

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1.	Business.
Omitted pursuant to General Instruction J of Form
10-K.

Item 1A.	Risk Factors.
Omitted pursuant to General Instruction J of Form
10-K.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Omitted pursuant to General Instruction J of Form
10-K.

Item 3.	Legal Proceedings.
Omitted pursuant to General Instruction J of Form
10-K.

Item 4.	Mine Safety Disclosures.
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted pursuant to General Instruction J of Form
10-K.

Item 6.	Selected Financial Data.
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted pursuant to General Instruction J of Form
10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted pursuant to General Instruction J of Form
10-K.

Item 8.	Financial Statements and Supplementary Data.
Omitted pursuant to General Instruction J of Form
10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Omitted pursuant to General Instruction J of Form
10-K.

Item 9A.	Controls and Procedures.
Omitted pursuant to General Instruction J of Form
10-K.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following are the managers of the Issuing Entity as of the date of this Annual Report on
Form 10-K:

Name	Age	Background
William (“Tres”) M. Petmecky III	52	President and Manager of the Issuing Entity since September 2020. Senior Vice President and Chief Financial
Officer, Southern California Edison Company (“SCE” or “Servicer”). From
		September 2014 to September 2016, Tres was Vice President and Treasurer of SCE. In September 2016, Tres was promoted to Senior Vice President and Chief Financial Officer.

Natalia Woodward	53	Manager and Vice President and Treasurer of the Issuing Entity since September 2020. Vice President and Treasurer, SCE. From March 2015 to February 2016, Natalia Woodward was Director of Risk Management. She returned to SCE in October 2016 as Director of Financial Planning & Analysis and in October 2019, Natalia was promoted to Vice President & Treasurer.

Sean L. Emerick	56	Independent Manager of the Issuing Entity since September 2020. Director, Special Services, CT Corporation System. From 2007 to 2011, Sean was the Vice President and General Manager of NRAI Corporate Services. From 2011 to 2014 he was Regional Service Manager, Special Services for CT Corporation. Sean has been a Director, Special Services for CT Corporation from 2014 to present.
SCE Recovery Funding LLC is a wholly owned subsidiary of SCE, which in turn is a wholly owned subsidiary of Edison International. The Edison International Employee Code of Conduct is applicable to all officers and employees of Edison International and its subsidiaries. The Code is available on Edison International’s Internet website at www.edisoninvestor.com at “Corporate Governance.” Any amendments or waivers of Code provisions for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on Edison International’s Internet website at www.edisoninvestor.com.

Item 11.	Executive Compensation.
Other than the annual independent manager fee of $2,500 paid to CT Corporation, SCE Recovery Funding LLC does not pay any compensation to its managers or executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Manager Sean Emerick is an independent manager and an employee of CT Corporation Staffing, Inc.

Item 14.	Principal Accounting Fees and Services.
Omitted pursuant to General Instruction J of Form
10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of the report:

(1)	Financial statements.
Omitted pursuant to General Instruction J of
Form 10-K
as listed under Item 8 of this report.

(2)	Financial statement schedules.
Omitted pursuant to General Instruction J of
Form 10-K
as listed under Item 8 of this report.

(3)	Exhibits required by Item 601 of Regulation S (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):

3.1	Certificate of Formation of SCE Recovery Funding LLC (incorporated by reference to exhibit 3.1 to SCE and SCE Recovery Funding LLC Form SF-1 dated October 26, 2020).

3.2	Amended and Restated Limited Liability Company Agreement of SCE Recovery Funding LLC executed as of September 10, 2020 (incorporated by reference to exhibit 3.2 to SCE and SCE Recovery Funding LLC Form SF-1/A dated January 19, 2021).

4.1	Indenture between SCE Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. (including the forms of the bonds) (incorporated by reference to exhibit 4.1 to the SCE and SCE Recovery Funding LLC Form 8-K dated February 24, 2021).

10.1	Recovery Property Purchase and Sale Agreement dated as of February 24, 2021 between SCE Recovery Funding LLC and Southern California Edison Company, as seller (incorporated by reference to exhibit 10.2 to the SCE and SCE Recovery Funding LLC Form 8-K dated February 24, 2021).

10.2	Recovery Property Servicing Agreement dated as of February 24, 2021 between SCE Recovery Funding LLC and Southern California Edison Company, as servicer (incorporated by reference to exhibit 10.1 to SCE Recovery Funding LLC Form 8-K dated February 24, 2021).

*10.2.1	Amendment to Recovery Property Servicing Agreement dated as of February 15, 2022 between SCE Recovery Funding LLC and Southern California Edison Company, as servicer.

10.3	Administration Agreement dated as of February 24, 2021 between SCE Recovery Funding LLC and Southern California Edison Company, as servicer (incorporated by reference to exhibit 10.3 to SCE Recovery Funding LLC Form 8-K dated February 24, 2021).

*31.1	Certification.

*33.1	Report on assessment of compliance with servicing criteria for asset-backed issuers for Southern California Edison Company, as servicer.

*33.2	Report on assessment of compliance with servicing criteria for asset-backed issuers for The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Southern California Edison Company, as servicer.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee.

*35.1	Servicer compliance statement of Southern California Edison Company, as servicer.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

(b)	See Item 15(a)(3)

(c)	Not applicable.
        Item 16.     Form
10-K
Summary
None.
Substitute Information Provided in Accordance with General Instruction J to Form
10-K:
Item 1112(b). Significant Obligors of Pool Assets.
None.
Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.
None.
Item 1115(b). Certain Derivatives Instruments.
None.
Item 1117. Legal Proceedings.
None.
Item 1119. Affiliations and Certain Relationships and Related Transactions.
SCE Recovery Funding is a wholly-owned subsidiary of SCE, which is the depositor, sponsor and servicer.
Item 1122. Compliance with Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15. Servicing criteria 1122(d)(2)(vii)(B) requires the Servicer to prepare reconciliations within 30 calendar days of the bank statement cutoff date for the asset-backed securities related bank accounts. The Servicer followed its internal accounting procedures, which allowed reconciliation of accounts to be done up to the closing date of the accounts for the prior month. In certain months of the period covered by this report, this resulted in reconciliations being completed in slightly over 30 calendar days. The Servicer has changed its internal accounting procedures to require that all asset-backed securities related accounts will be
reconciled going forward within 30 calendar days of the end of prior month or the bank statement cutoff date, whichever is later.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 under Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

SCE Recovery Funding LLC, as Issuing Entity

	By:	Southern California Edison Company, as servicer

Date: Ma rch 3 1 , 20 22	By:	/s/ Natalia Woodward
Natalia Woodward
Vice President and Treasurer (Senior officer in charge of the servicing function of the servicer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No such annual report, proxy statement, form of proxy or other soliciting material has been sent to the registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.