Form 10-K
period 2023-12-31
SCE Recovery Funding LLC; SOUTHERN CALIFORNIA EDISON Co
filed 2024-03-28
CIK 1826571, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
fiscal year
ended December 31, 2023
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
of the Registrant as of June 30, 2022:
None
.

Auditor name: PricewaterhouseCoopers LLP	Auditor Firm ID: 238	Auditor Location: Los Angeles, California
DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1.	Business.
Omitted pursuant to General Instruction J of Form
10-K.

Item 1A.	Risk Factors.
Omitted pursuant to General Instruction J of Form
10-K.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Omitted pursuant to General Instruction J of Form
10-K.

Item 3.	Legal Proceedings.
Omitted pursuant to General Instruction J of Form
10-K.

Item 4.	Mine Safety Disclosures.
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted pursuant to General Instruction J of Form
10-K.

Item 6.	Selected Financial Data.
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted pursuant to General Instruction J of Form
10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted pursuant to General Instruction J of Form
10-K.

Item 8.	Financial Statements and Supplementary Data.
Omitted pursuant to General Instruction J of Form
10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Omitted pursuant to General Instruction J of Form
10-K.

Item 9A.	Controls and Procedures.
Omitted pursuant to General Instruction J of Form
10-K.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following are the managers of the Issuing Entity as of the date of this Annual Report on
Form 10-K:

Name	Age	Background
Aaron D. Moss	53	President and Manager of the Issuing Entity and Senior Vice President and Chief Financial Officer, Southern California Edison Company (“SCE” or “Servicer”) since April 2022. From October 2017 to July 2021, Aaron was Vice President and Controller of SCE. From March 2016 to April 2022, Aaron was Vice President and Controller of SCE’s parent, Edison International.

Natalia Woodward	55	Manager and Vice President and Treasurer of the Issuing Entity since September 2020 and Vice President and Treasurer, SCE since October 2019. From September 2014 to February 2016, Natalia Woodward was Director of Risk Management. She returned to SCE in October 2016 as Director of Financial Planning & Analysis.

Sean L. Emerick	57	Independent Manager of the Issuing Entity since September 2020. Director, Special Services, CT Corporation System. From 2007 to 2011, Sean was the Vice President and General Manager of NRAI Corporate Services. From 2011 to 2014 he was Regional Service Manager, Special Services for CT Corporation. Sean has been a Director, Special Services for CT Corporation from 2014 to present.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Manager Sean Emerick is an independent manager and an employee of CT Corporation Staffing, Inc.

Item 14.	Principal Accounting Fees and Services.
Omitted pursuant to General Instruction J of Form
10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of the report:

(1)	Financial statements.
Omitted pursuant to General Instruction J of
Form 10-K
as listed under Item 8 of this report.

(2)	Financial statement schedules.
Omitted pursuant to General Instruction J of
Form 10-K
as listed under Item 8 of this report.

(3)	Exhibits required by Item 601 of Regulation S (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):

3.1	Certificate of Formation of SCE Recovery Funding LLC (incorporated by reference to exhibit 3.1 to SCE and SCE Recovery Funding LLC Form SF-1 dated October 26, 2020).

3.2	Amended and Restated Limited Liability Company Agreement of SCE Recovery Funding LLC executed as of September 10, 2020 (incorporated by reference to exhibit 3.2 to SCE and SCE Recovery Funding LLC Form SF-1/A dated January 19, 2021).

4.1	Indenture between SCE Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. (including the forms of the bonds) dated as of February 24, 2021 (incorporated by reference to exhibit 4.1 to the SCE and SCE Recovery Funding LLC Form 8-K dated February 24, 2021).

4.2	Indenture between SCE Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. (including the forms of the bonds) dated as of February 15, 2022 (incorporated by reference to exhibit 4.1 to the SCE and SCE Recovery Funding LLC Form 8-K dated February 15, 2022).

4.3	Indenture between SCE Recovery Funding LLC and The Bank of New York Mellon Trust Company, N.A. (including the forms of the bonds) dated as of April 27, 2023 (incorporated by reference to exhibit 4.1 to the SCE and SCE Recovery Funding LLC Form 8-K dated April 28, 2023).

10.1	Recovery Property Purchase and Sale Agreement dated as of February 24, 2021, between SCE Recovery Funding LLC and Southern California Edison Company, as seller (incorporated by reference to exhibit 10.2 to the SCE and SCE Recovery Funding LLC Form 8-K dated February 24, 2021).

10.2	Recovery Property Purchase and Sale Agreement dated as of February 15, 2022, between SCE Recovery Funding LLC and Southern California Edison Company, as seller (incorporated by reference to exhibit 10.2 to the SCE and SCE Recovery Funding LLC Form 8-K dated February 15, 2022).

10.3	Recovery Property Purchase and Sale Agreement dated as of April 27, 2023, between SCE Recovery Funding LLC and Southern California Edison Company, as seller (incorporated by reference to exhibit 10.2 to the SCE and SCE Recovery Funding LLC Form 8-K dated April 28, 2023).

10.4	Recovery Property Servicing Agreement dated as of February 24, 2021, between SCE Recovery Funding LLC and Southern California Edison Company, as servicer (incorporated by reference to exhibit 10.1 to SCE Recovery Funding LLC Form 8-K dated February 24, 2021).

10.4.1	Amendment to Recovery Property Servicing Agreement dated as of February 15, 2022, between SCE Recovery Funding LLC and Southern California Edison Company, as servicer (incorporated by reference to exhibit 10.2.1 to SCE Recovery Funding LLC Form 10-K for the year ended December 31, 2021, dated March 31, 2022).

10.4.2	Revision the Annex I to Recovery Property Servicing Agreement between SCE Recovery Funding LLC and Southern California Edison Company, as Servicer, dated February 24, 2021, as amended by Amendment to Recovery Property Servicing Agreement dated as of February 15, 2022, between SCE Recovery Funding LLC and Southern California Edison Company, as servicer (incorporated by reference to exhibit 10.1.1 to SCE Recovery Funding LLC Form 10-D dated November 30, 2022)

10.5	Recovery Property Servicing Agreement dated as of February 15, 2022, between SCE Recovery Funding LLC and Southern California Edison Company, as servicer (incorporated by reference to exhibit 10.1 to SCE Recovery Funding LLC Form 8-K dated February 15, 2022).

10.5.1	Revision the Annex I to Recovery Property Servicing Agreement between SCE Recovery Funding LLC and Southern California Edison Company, as Servicer, dated February 15, 2022, between SCE Recovery Funding LLC and Southern California Edison Company, as servicer (incorporated by reference to exhibit 10.2.1 to SCE Recovery Funding LLC Form 10-D dated November 30, 2022)

10.6	Recovery Property Servicing Agreement dated as of April 27, 2023, between SCE Recovery Funding LLC and Southern California Edison Company, as servicer (incorporated by reference to exhibit 10.1 to SCE Recovery Funding LLC Form 8-K dated April 28, 2023).

10.7	Administration Agreement dated as of February 24, 2021, between SCE Recovery Funding LLC and Southern California Edison Company, as servicer (incorporated by reference to exhibit 10.3 to SCE Recovery Funding LLC Form 8-K dated February 24, 2021).

10.8	Administration Agreement dated as of February 15, 2022, between SCE Recovery Funding LLC and Southern California Edison Company, as servicer (incorporated by reference to exhibit 10.3 to SCE Recovery Funding LLC Form 8-K dated February 15, 2022).

10.9	Administration Agreement dated as of April 27, 2023, between SCE Recovery Funding LLC and Southern California Edison Company, as servicer (incorporated by reference to exhibit 10.3 to SCE Recovery Funding LLC Form 8-K dated April 28, 2023).

*31.1	Certification.

*33.1	Report on assessment of compliance with servicing criteria for asset-backed issuers for Southern California Edison Company, as servicer.

*33.2	Report on assessment of compliance with servicing criteria for asset-backed issuers for The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Southern California Edison Company, as servicer.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee.

*35.1	Servicer compliance statement of Southern California Edison Company, as servicer.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

(b)	See Item 15(a)(3)

(c)	Not applicable.

Item 16.	Form 10-K Summary
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
Item 1122. Compliance with Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15. Servicing criteria 1122(d)(3)(i)(B) requires the Servicer to prepare reports to investors that provide information calculated in accordance with the terms specified in the transaction agreements. The Servicer amended three of its monthly certificates in July 2023 for data discrepancies in the “FRCs Billed” column on the
2021-A
January certificate and the
2022-A
January and May 2023 certificates. The data discrepancies only impacted the amounts shown on the certificates in the FRCs Billed column and did not impact either the other columns in the certificates or any of the FRC amounts that were actually billed, collected and remitted to the Trustee. The Servicer replaced the internal report that caused the data discrepancies with a new report that corrected such discrepancies. As noted, these discrepancies were limited to the reporting of the FRC Billed amounts and did not impact the amounts remitted for the next following semi-annual payment on either series.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 under Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

SCE Recovery Funding LLC, as Issuing Entity

	By:	Southern California Edison Company, as servicer

Date: March 28, 2024	By:	/s/ Natalia Woodward
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