Form 10-K
period 2024-12-31
SCE Recovery Funding LLC; SOUTHERN CALIFORNIA EDISON Co
filed 2025-03-14
CIK 1826571, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
fiscal year
ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the member’s equity held by
non-affiliates
of the Registrant as of June 30, 2023:
None
.

Auditor name: PricewaterhouseCoopers LLP	Auditor Firm ID: 238	Auditor Location: Los Angeles, California
DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1.	Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.	Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.	Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.	Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following are the managers of the Issuing Entity as of the date of this Annual Report on Form 10-K:

Name	Age	Background

Aaron D. Moss	54	President and Manager of the Issuing Entity and Senior Vice President and Chief Financial Officer, Southern California Edison Company (“SCE” or “Servicer”) since April 2022. From October 2017 to July 2021, Aaron was Vice President and Controller of SCE. From March 2016 to April 2022, Aaron was Vice President and Controller of SCE’s parent, Edison International.

Brendan Bond	41	Treasurer and Manager of the Issuing Entity since December 2024 and Vice President and Treasurer of SCE since September 2024. From October 2022 to present, Brendan has been the Treasurer of SCE’s parent, Edison International. From December 2021 to October 2022, Brendan was the Assistant Treasurer of both SCE and Edison International. From February 2019 to December 2021, Brendan was the Director of Corporate Finance of Edison International.

Sean L. Emerick	58	Independent Manager of the Issuing Entity since September 2020. Director, Special Services, CT Corporation System. From 2007 to 2011, Sean was the Vice President and General Manager of NRAI Corporate Services. From 2011 to 2014 he was Regional Service Manager, Special Services for CT Corporation. Sean has been a Director, Special Services for CT Corporation from 2014 to present.

SCE Recovery Funding LLC is a wholly-owned subsidiary of SCE, which in turn is a wholly-owned subsidiary of Edison International. The Edison International Employee Code of Conduct is applicable to all officers and employees of Edison International and its subsidiaries. The Code is available on Edison International’s Internet website at www.edisoninvestor.com at “Corporate Governance.” Any amendments or waivers of Code provisions for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on Edison International’s Internet website at www.edisoninvestor.com.

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

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCE Recovery Funding LLC, as Issuing Entity

Date: March 14, 2025	By:	Southern California Edison Company, as servicer

	By:	/s/ Brendan Bond
Brendan Bond
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